Form 10-K
period 2016-12-31
Citigroup Commercial Mortgage Trust 2016-GC37
filed 2017-03-30
CIK 1670601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number

333-207132-03

(Commission File Number of issuing entity)

0001670601

(Central Index Key Number of issuing entity)

Citigroup Commercial Mortgage Trust 2016-GC37

(Exact name of issuing entity as specified in its charter)

333-207132

(Commission File Number of depositor)

0001258361

(Central Index Key Number of depositor)

Citigroup Commercial Mortgage Securities Inc.

(Exact name of depositor as specified in its charter)

Citigroup Global Markets Realty Corp.

(Central Index Key Number: 0001541001)

Rialto Mortgage Finance, LLC

(Central Index Key Number: 0001592182)

The Bank of New York Mellon

(Central Index Key Number: 0001497973)

KGS-Alpha Real Estate Capital Markets, LLC

(Central Index Key Number: 0001499542)

Goldman Sachs Mortgage Company

(Central Index Key Number: 0001541502)

RAIT Funding, LLC

(Central Index Key Number: 0001587045)

(Exact name of sponsor as specified in its charter)

New York	81-6481485 81-6487656 81-6477537
(State or other jurisdiction of organization of the issuing entity)	(I.R.S. Employer Identification No.)

c/o Citibank, N.A.

388 Greenwich Street, 14th Floor

New York, New York 10013

(Address of principal executive offices of issuing entity)

(212) 816-5614

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

See Item 15.

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Omitted.

Item 3. Legal Proceedings.

Omitted.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6. Selected Financial Data.

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11. Executive Compensation.

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14. Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

Item 1112(b) of Regulation AB

The property securing the Sheraton Denver Downtown Fee mortgage loan constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB and as disclosed in the prospectus for Citigroup Commercial Mortgage Trust 2016-GC37 filed on April 26, 2016. With respect to the property securing the Sheraton Denver Downtown Fee mortgage loan, the most recent unaudited net operating income of the significant obligor was $10,461,303 for the period from January 1, 2016 through December 31, 2016.

Item 1114(b)(2) and Item 1115(b) of Regulation AB

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB

Disclosure from Citibank, N.A., as Certificate Administrator:

        Citibank, N.A. (“Citibank”) is acting as the Certificate Administrator of this commercial mortgage-backed securities (“CMBS”) transaction. In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain residential mortgage-backed securities (“RMBS”) transactions. Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court. In January 2015, the court closed plaintiffs’ original state court action. Citibank’s motion to dismiss the federal complaint was fully briefed as of May 13, 2015. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. This case is still pending as to the one remaining trust at issue.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee. This case includes the 24 trusts previously dismissed in the federal action, and one additional trust. The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”). Citibank’s motion to dismiss was fully briefed as of April 15, 2016. Following oral argument on Citibank’s motion to dismiss, plaintiffs filed an amended complaint on August 5, 2016. Citibank’s motion to dismiss the amended complaint was fully briefed as of October 21, 2016. Citibank awaits a decision.

On August 19, 2015, the Federal Deposit Insurance Corporation (FDIC) as Receiver for a financial institution filed a civil action against Citibank in the Southern District of New York. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, entities that have also been sued by FDIC in their capacity as trustee, and whose cases are also in front of Judge Carter. Defendants’ joint motion to dismiss was fully briefed as of March 22, 2016. On September 30, 2016, the court granted Citibank’s motion to dismiss the complaint without prejudice for lack of subject matter jurisdiction. On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the court’s dismissal order. On October 25, 2016, the court granted leave for defendants to file an opposition brief. Defendants filed their opposition on November 15, 2016, and plaintiff filed its reply brief on November 22, 2016. Citibank awaits a decision from the court on the plaintiff’s motion.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts. However, Citibank denies liability and continues to vigorously defend against these litigations. Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as Certificate Administrator under the Pooling and Servicing Agreement for this CMBS transaction.

Disclosure from Deutsche Bank Trust Company Americas, as Trustee:

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain residential mortgage-backed securities (“RMBS”) trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against DBNTC and DBTCA in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (the “TIA”), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by pooling and servicing agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss. On March 22, 2016, plaintiffs filed an amended complaint in federal court. In the amended complaint, in connection with 62 trusts governed by indenture agreements, plaintiffs assert claims for breach of contract, violation of the TIA, breach of fiduciary duty, and breach of duty to avoid conflicts of interest.    The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $9.8 billion, but the complaint does not include a demand for money damages in a sum certain. On July 15, 2016, DBNTC and DBTCA filed a motion to dismiss the amended complaint. On January 23, 2017, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss. The court granted the motion to dismiss with respect to plaintiffs’ conflict-of-interest claim, thereby dismissing it, and denied the motion to dismiss with respect to plaintiffs’ breach of contract claim (except as noted below) and claim for violation of the TIA, thereby allowing those claims to proceed. On January 26, 2017, the parties filed a joint stipulation and proposed order dismissing plaintiffs’ claim for breach of fiduciary duty. On January 27, 2017, the court entered the parties’ joint stipulation and ordered that plaintiffs’

claim for breach of fiduciary duty be dismissed. On February 3, 2017, following a hearing concerning DBNTC and DBTCA’s motion to dismiss on February 2, 2017, the court issued a short form order dismissing (i) plaintiffs’ representation and warranty claims as to 21 trusts whose originators and/or sponsors had entered bankruptcy and the deadline for asserting claims against such originators and/or sponsors had passed as of 2009 and (ii) plaintiffs’ claims to the extent they were premised upon any alleged pre-event of default duty to terminate servicers. Discovery is ongoing.

On March 25, 2016, the BlackRock plaintiffs filed a state court action against DBTCA in the Superior Court of California, Orange County with respect to 513 trusts. On May 18, 2016, plaintiffs filed an amended complaint with respect to 465 trusts, and included DBNTC as an additional defendant. The amended complaint asserts three causes of action: breach of contract; breach of fiduciary duty; and breach of the duty to avoid conflicts of interest. Plaintiffs purport to bring the action on behalf of themselves and all other current owners of certificates in the 465 trusts. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $75.7 billion, but does not include a demand for money damages in a sum certain. On August 22, 2016, DBNTC and DBTCA filed a demurrer as to plaintiffs’ breach of fiduciary duty cause of action and breach of the duty to avoid conflicts of interest cause of action and motion to strike as to plaintiffs’ breach of contract cause of action. On October 18, 2016, the court granted DBNTC and DBTCA’s demurrer, providing plaintiffs with thirty days’ leave to amend, and denied DBNTC and DBTCA’s motion to strike. Plaintiffs did not further amend their complaint, and on December 19, 2016, DBNTC and DBTCA filed an answer to the amended complaint. Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of New York’s Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. As of January 17, 2017, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court. Certain limited discovery is permitted to go forward while the motion to dismiss is pending.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as Trustee under the Pooling and Servicing Agreement for this transaction.

Item 1119 of Regulation AB

Provided previously in the prospectus of the Registrant relating to the issuing entity and filed on April 26, 2016 pursuant to Rule 424(b)(2) of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB

The reports on assessment of compliance with servicing criteria for asset-backed securities and related attestation reports are attached hereto under Item 15.

Item 1123 of Regulation AB

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:

(1)	Not Applicable

(2)	Not Applicable

(3)	Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number	Description

4.1	Pooling and Servicing Agreement, dated as of April 1, 2016, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Deutsche Bank Trust Company Americas, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated April 26, 2016, and filed by the registrant on April 26, 2016 under Commission File No. 333-207132-03, and is incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of February 1, 2016 (the “CGCMT 2016-GC36 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, KeyBank National Association, as master servicer, Wells Fargo Bank, National Association, as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated April 26, 2016, and filed by the registrant on April 26, 2016 under Commission File No. 333-207132-03, and is incorporated by reference herein)[1].

4.3	Pooling and Servicing Agreement, dated as of April 1, 2016 (the “CGCMT 2016-P3 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, C-III Asset Management LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated April 26, 2016, and filed by the registrant on April 26, 2016 under Commission File No. 333-207132-03, and is incorporated by reference herein)[2].

4.4	Pooling and Servicing Agreement, dated as of April 1, 2016 (the “DBJPM 2016-C1 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated April 26, 2016, and filed by the registrant on April 26, 2016 under Commission File No. 333-207132-03, and is incorporated by reference herein)[3].

[1]	The Sheraton Denver Downtown Fee mortgage loan, which represented approximately 10.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Sheraton Denver Downtown Fee mortgage loan and the related companion loan(s) are serviced pursuant to the CGCMT 2016-GC36 PSA.

The Austin Block 21 mortgage loan, which represented approximately 5.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Austin Block 21 mortgage loan and the related companion loan(s) are serviced pursuant to the CGCMT 2016-GC36 PSA.

The 5 Penn Plaza mortgage loan, which represented approximately 3.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 5 Penn Plaza mortgage loan and the related companion loan(s) are serviced pursuant to the CGCMT 2016-GC36 PSA.

The Park Place mortgage loan, which represented approximately 2.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Park Place mortgage loan and the related companion loan(s) are serviced pursuant to the CGCMT 2016-GC36 PSA.

[2]	The 79 Madison Avenue mortgage loan, which represented approximately 5.8% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 79 Madison Avenue mortgage loan and the related companion loan(s) are serviced pursuant to the CGCMT 2016-P3 PSA.

[3]	The 600 Broadway mortgage loan, which represented approximately 4.3% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 600 Broadway mortgage loan and the related companion loan(s) are serviced pursuant to the DBJPM 2016-C1 PSA.

10.1	Mortgage Loan Purchase Agreement, dated as of April 1, 2016, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated April 26, 2016, and filed by the registrant on April 26, 2016 under Commission File No. 333-207132-03, and is incorporated by reference herein).

10.2	Mortgage Loan Purchase Agreement, dated as of April 1, 2016, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated April 26, 2016, and filed by the registrant on April 26, 2016 under Commission File No. 333-207132-03, and is incorporated by reference herein).

10.3	Mortgage Loan Purchase Agreement, dated as of April 1, 2016, between Rialto Mortgage Finance, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Rialto Mortgage Finance, LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated April 26, 2016, and filed by the registrant on April 26, 2016 under Commission File No. 333-207132-03, and is incorporated by reference herein).

10.4	Mortgage Loan Purchase Agreement, dated as of April 1, 2016, between The Bank of New York Mellon and Citigroup Commercial Mortgage Securities Inc., pursuant to which The Bank of New York Mellon sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated April 26, 2016, and filed by the registrant on April 26, 2016 under Commission File No. 333-207132-03, and is incorporated by reference herein).

10.5	Mortgage Loan Purchase Agreement, dated as of April 1, 2016, between KGS-Alpha Real Estate Capital Markets, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which KGS-Alpha Real Estate Capital Markets, LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated April 26, 2016, and filed by the registrant on April 26, 2016 under Commission File No. 333-207132-03, and is incorporated by reference herein).

10.6	Mortgage Loan Purchase Agreement, dated as of April 1, 2016, between RAIT Funding, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which RAIT Funding, LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K dated April 26, 2016, and filed by the registrant on April 26, 2016 under Commission File No. 333-207132-03, and is incorporated by reference herein).

10.7	Amended and Restated Subservicing Agreement, dated as of January 18, 2013, by and between KeyBank National Association, as master servicer, and Berkadia Commercial Mortgage LLC, as primary servicer (filed as Exhibit 10.7 to the registrant’s Current Report on Form 8-K dated April 26, 2016, and filed by the registrant on April 26, 2016 under Commission File No. 333-207132-03, and is incorporated by reference herein).

10.8	Primary Servicing Agreement, dated as of April 1, 2016, by and between Wells Fargo Bank, National Association, as master servicer, and Berkadia Commercial Mortgage LLC, as primary servicer (filed as Exhibit 10.8 to the registrant’s Current Report on Form 8-K dated April 26, 2016, and filed by the registrant on April 26, 2016 under Commission File No. 333-207132-03, and is incorporated by reference herein).

31	Rule 15d-14(d) Certification

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Berkadia Commercial Mortgage LLC, as servicing function participant

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer for the Sheraton Denver Downtown Fee mortgage loan, the Austin Block 21 mortgage loan, the 5 Penn Plaza mortgage loan and the Park Place mortgage loan under the CGCMT 2016-GC36 PSA

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as special servicer for the Sheraton Denver Downtown Fee mortgage loan, the Austin Block 21 mortgage loan, the 5 Penn Plaza mortgage loan and the Park Place mortgage loan under the CGCMT 2016-GC36 PSA (see Exhibit 33.1)

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Sheraton Denver Downtown Fee mortgage loan, the Austin Block 21 mortgage loan, the 5 Penn Plaza mortgage loan and the Park Place mortgage loan under the CGCMT 2016-GC36 PSA

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Sheraton Denver Downtown Fee mortgage loan, the Austin Block 21 mortgage loan, the 5 Penn Plaza mortgage loan and the Park Place mortgage loan under the CGCMT 2016-GC36 PSA

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Sheraton Denver Downtown Fee mortgage loan, the Austin Block 21 mortgage loan, the 5 Penn Plaza mortgage loan and the Park Place mortgage loan under the CGCMT 2016-GC36 PSA

33.14	Report on assessment of compliance with servicing criteria for asset-backed securities, Berkadia Commercial Mortgage LLC, as servicing function participant for the Sheraton Denver Downtown Fee mortgage loan, the Austin Block 21 mortgage loan and the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA (see Exhibit 33.8)

33.15	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 79 Madison Avenue mortgage loan under the CGCMT 2016-P3 PSA (see Exhibit 33.1)

33.16	Report on assessment of compliance with servicing criteria for asset-backed securities, C-III Asset Management LLC, as special servicer for the 79 Madison Avenue mortgage loan under the CGCMT 2016-P3 PSA

33.17	Report on assessment of compliance with servicing criteria for asset-based securities, Park Bridge Lender Services LLC, as operating advisor for the 79 Madison Avenue mortgage loan under the CGCMT 2016-P3 PSA (see Exhibit 33.3)

33.18	Report on assessment of compliance with servicing criteria for asset-based securities, Citibank, N.A., as certificate administrator for the 79 Madison Avenue mortgage loan under the CGCMT 2016-P3 PSA (see Exhibit 33.4)

33.19	Report on assessment of compliance with servicing criteria for asset-based securities, U.S. Bank National Association, as custodian for the 79 Madison Avenue mortgage loan under the CGCMT 2016-P3 PSA

33.20	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 79 Madison Avenue mortgage loan under the CGCMT 2016-P3 PSA (see Exhibit 33.6)

33.21	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 79 Madison Avenue mortgage loan under the CGCMT 2016-P3 PSA (see Exhibit 33.7)

33.22	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 33.1)

33.23	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 33.2)

33.24	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 33.3)

33.25	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 33.12)

33.26	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 33.13)

33.27	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 33.6)

33.28	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 33.7)

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Berkadia Commercial Mortgage LLC, as servicing function participant

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer for the Sheraton Denver Downtown Fee mortgage loan, the Austin Block 21 mortgage loan, the 5 Penn Plaza mortgage loan and the Park Place mortgage loan under the CGCMT 2016-GC36 PSA

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as special servicer for the Sheraton Denver Downtown Fee mortgage loan, the Austin Block 21 mortgage loan, the 5 Penn Plaza mortgage loan and the Park Place mortgage loan under the CGCMT 2016-GC36 PSA (see Exhibit 34.1)

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Sheraton Denver Downtown Fee mortgage loan, the Austin Block 21 mortgage loan, the 5 Penn Plaza mortgage loan and the Park Place mortgage loan under the CGCMT 2016-GC36 PSA

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Sheraton Denver Downtown Fee mortgage loan, the Austin Block 21 mortgage loan, the 5 Penn Plaza mortgage loan and the Park Place mortgage loan under the CGCMT 2016-GC36 PSA

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Sheraton Denver Downtown Fee mortgage loan, the Austin Block 21 mortgage loan, the 5 Penn Plaza mortgage loan and the Park Place mortgage loan under the CGCMT 2016-GC36 PSA

34.14	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Berkadia Commercial Mortgage LLC, as servicing function participant for the Sheraton Denver Downtown Fee mortgage loan, the Austin Block 21 mortgage loan and the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA (see Exhibit 34.8)

34.15	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 79 Madison Avenue mortgage loan under the CGCMT 2016-P3 PSA (see Exhibit 34.1)

34.16	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, C-III Asset Management LLC, as special servicer for the 79 Madison Avenue mortgage loan under the CGCMT 2016-P3 PSA

34.17	Attestation report on assessment of compliance with servicing criteria for asset-based securities, Park Bridge Lender Services LLC, as operating advisor for the 79 Madison Avenue mortgage loan under the CGCMT 2016-P3 PSA (see Exhibit 34.3)

34.18	Attestation report on assessment of compliance with servicing criteria for asset-based securities, Citibank, N.A., as certificate administrator for the 79 Madison Avenue mortgage loan under the CGCMT 2016-P3 PSA (see Exhibit 34.4)

34.19	Attestation report on assessment of compliance with servicing criteria for asset-based securities, U.S. Bank National Association, as custodian for the 79 Madison Avenue mortgage loan under the CGCMT 2016-P3 PSA

34.20	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 79 Madison Avenue mortgage loan under the CGCMT 2016-P3 PSA (see Exhibit 34.6)

34.21	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 79 Madison Avenue mortgage loan under the CGCMT 2016-P3 PSA (see Exhibit 34.7)

34.22	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 34.1)

34.23	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 34.2)

34.24	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 34.3)

34.25	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 34.12)

34.26	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 34.13)

34.27	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 34.6)

34.28	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 34.7)

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer

35.2	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, Berkadia Commercial Mortgage LLC, as servicing function participant

35.5	Servicer compliance statement, KeyBank National Association, as master servicer for the Sheraton Denver Downtown Fee mortgage loan, the Austin Block 21 mortgage loan, the 5 Penn Plaza mortgage loan and the Park Place mortgage loan under the CGCMT 2016-GC36 PSA

35.6	Servicer compliance statement, Wells Fargo Bank, National Association, as special servicer for the Sheraton Denver Downtown Fee mortgage loan, the Austin Block 21 mortgage loan, the 5 Penn Plaza mortgage loan and the Park Place mortgage loan under the CGCMT 2016-GC36 PSA

35.7	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Sheraton Denver Downtown Fee mortgage loan, the Austin Block 21 mortgage loan, the 5 Penn Plaza mortgage loan and the Park Place mortgage loan under the CGCMT 2016-GC36 PSA

35.8	Servicer compliance statement, Berkadia Commercial Mortgage LLC, as servicing function participant for the Sheraton Denver Downtown Fee mortgage loan, the Austin Block 21 mortgage loan and the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA

35.9	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the 79 Madison Avenue mortgage loan under the CGCMT 2016-P3 PSA

35.10	Servicer compliance statement, Citibank, N.A., as certificate administrator for the 79 Madison Avenue mortgage loan under the CGCMT 2016-P3 PSA

35.11	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA

35.12	Servicer compliance statement, Midland Loan Services, a Division PNC Bank, National Association, as special servicer for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 35.2)

35.13	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA

(b)	The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2017

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Paul Vanderslice
Paul Vanderslice, President

EXHIBIT INDEX

Exhibit Number	Description

4.1	Pooling and Servicing Agreement, dated as of April 1, 2016, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Deutsche Bank Trust Company Americas, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated April 26, 2016, and filed by the registrant on April 26, 2016 under Commission File No. 333-207132-03, and is incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of February 1, 2016 (the “CGCMT 2016-GC36 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, KeyBank National Association, as master servicer, Wells Fargo Bank, National Association, as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated April 26, 2016, and filed by the registrant on April 26, 2016 under Commission File No. 333-207132-03, and is incorporated by reference herein)[4].

4.3	Pooling and Servicing Agreement, dated as of April 1, 2016 (the “CGCMT 2016-P3 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, C-III Asset Management LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated April 26, 2016, and filed by the registrant on April 26, 2016 under Commission File No. 333-207132-03, and is incorporated by reference herein)[5].

[4]	The Sheraton Denver Downtown Fee mortgage loan, which represented approximately 10.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Sheraton Denver Downtown Fee mortgage loan and the related companion loan(s) are serviced pursuant to the CGCMT 2016-GC36 PSA.

The Austin Block 21 mortgage loan, which represented approximately 5.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Austin Block 21 mortgage loan and the related companion loan(s) are serviced pursuant to the CGCMT 2016-GC36 PSA.

The 5 Penn Plaza mortgage loan, which represented approximately 3.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 5 Penn Plaza mortgage loan and the related companion loan(s) are serviced pursuant to the CGCMT 2016-GC36 PSA.

The Park Place mortgage loan, which represented approximately 2.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Park Place mortgage loan and the related companion loan(s) are serviced pursuant to the CGCMT 2016-GC36 PSA.

[5]	The 79 Madison Avenue mortgage loan, which represented approximately 5.8% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 79 Madison Avenue mortgage loan and the related companion loan(s) are serviced pursuant to the CGCMT 2016-P3 PSA.

4.4	Pooling and Servicing Agreement, dated as of April 1, 2016 (the “DBJPM 2016-C1 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated April 26, 2016, and filed by the registrant on April 26, 2016 under Commission File No. 333-207132-03, and is incorporated by reference herein)[6].

10.1	Mortgage Loan Purchase Agreement, dated as of April 1, 2016, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated April 26, 2016, and filed by the registrant on April 26, 2016 under Commission File No. 333-207132-03, and is incorporated by reference herein).

10.2	Mortgage Loan Purchase Agreement, dated as of April 1, 2016, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated April 26, 2016, and filed by the registrant on April 26, 2016 under Commission File No. 333-207132-03, and is incorporated by reference herein).

10.3	Mortgage Loan Purchase Agreement, dated as of April 1, 2016, between Rialto Mortgage Finance, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Rialto Mortgage Finance, LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated April 26, 2016, and filed by the registrant on April 26, 2016 under Commission File No. 333-207132-03, and is incorporated by reference herein).

10.4	Mortgage Loan Purchase Agreement, dated as of April 1, 2016, between The Bank of New York Mellon and Citigroup Commercial Mortgage Securities Inc., pursuant to which The Bank of New York Mellon sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated April 26, 2016, and filed by the registrant on April 26, 2016 under Commission File No. 333-207132-03, and is incorporated by reference herein).

10.5	Mortgage Loan Purchase Agreement, dated as of April 1, 2016, between KGS-Alpha Real Estate Capital Markets, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which KGS-Alpha Real Estate Capital Markets, LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated April 26, 2016, and filed by the registrant on April 26, 2016 under Commission File No. 333-207132-03, and is incorporated by reference herein).

10.6	Mortgage Loan Purchase Agreement, dated as of April 1, 2016, between RAIT Funding, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which RAIT Funding, LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K dated April 26, 2016, and filed by the registrant on April 26, 2016 under Commission File No. 333-207132-03, and is incorporated by reference herein).

10.7	Amended and Restated Subservicing Agreement, dated as of January 18, 2013, by and between KeyBank National Association, as master servicer, and Berkadia Commercial Mortgage LLC, as primary servicer (filed as Exhibit 10.7 to the registrant’s Current Report on Form 8-K dated April 26, 2016, and filed by the registrant on April 26, 2016 under Commission File No. 333-207132-03, and is incorporated by reference herein).

[6]	The 600 Broadway mortgage loan, which represented approximately 4.3% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 600 Broadway mortgage loan and the related companion loan(s) are serviced pursuant to the DBJPM 2016-C1 PSA.

10.8	Primary Servicing Agreement, dated as of April 1, 2016, by and between Wells Fargo Bank, National Association, as master servicer, and Berkadia Commercial Mortgage LLC, as primary servicer (filed as Exhibit 10.8 to the registrant’s Current Report on Form 8-K dated April 26, 2016, and filed by the registrant on April 26, 2016 under Commission File No. 333-207132-03, and is incorporated by reference herein).

31	Rule 15d-14(d) Certification

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Berkadia Commercial Mortgage LLC, as servicing function participant

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer for the Sheraton Denver Downtown Fee mortgage loan, the Austin Block 21 mortgage loan, the 5 Penn Plaza mortgage loan and the Park Place mortgage loan under the CGCMT 2016-GC36 PSA

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as special servicer for the Sheraton Denver Downtown Fee mortgage loan, the Austin Block 21 mortgage loan, the 5 Penn Plaza mortgage loan and the Park Place mortgage loan under the CGCMT 2016-GC36 PSA (see Exhibit 33.1)

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Sheraton Denver Downtown Fee mortgage loan, the Austin Block 21 mortgage loan, the 5 Penn Plaza mortgage loan and the Park Place mortgage loan under the CGCMT 2016-GC36 PSA

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Sheraton Denver Downtown Fee mortgage loan, the Austin Block 21 mortgage loan, the 5 Penn Plaza mortgage loan and the Park Place mortgage loan under the CGCMT 2016-GC36 PSA

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Sheraton Denver Downtown Fee mortgage loan, the Austin Block 21 mortgage loan, the 5 Penn Plaza mortgage loan and the Park Place mortgage loan under the CGCMT 2016-GC36 PSA

33.14	Report on assessment of compliance with servicing criteria for asset-backed securities, Berkadia Commercial Mortgage LLC, as servicing function participant for the Sheraton Denver Downtown Fee mortgage loan, the Austin Block 21 mortgage loan and the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA (see Exhibit 33.8)

33.15	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 79 Madison Avenue mortgage loan under the CGCMT 2016-P3 PSA (see Exhibit 33.1)

33.16	Report on assessment of compliance with servicing criteria for asset-backed securities, C-III Asset Management LLC, as special servicer for the 79 Madison Avenue mortgage loan under the CGCMT 2016-P3 PSA

33.17	Report on assessment of compliance with servicing criteria for asset-based securities, Park Bridge Lender Services LLC, as operating advisor for the 79 Madison Avenue mortgage loan under the CGCMT 2016-P3 PSA (see Exhibit 33.3)

33.18	Report on assessment of compliance with servicing criteria for asset-based securities, Citibank, N.A., as certificate administrator for the 79 Madison Avenue mortgage loan under the CGCMT 2016-P3 PSA (see Exhibit 33.4)

33.19	Report on assessment of compliance with servicing criteria for asset-based securities, U.S. Bank National Association, as custodian for the 79 Madison Avenue mortgage loan under the CGCMT 2016-P3 PSA

33.20	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 79 Madison Avenue mortgage loan under the CGCMT 2016-P3 PSA (see Exhibit 33.6)

33.21	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 79 Madison Avenue mortgage loan under the CGCMT 2016-P3 PSA (see Exhibit 33.7)

33.22	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 33.1)

33.23	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 33.2)

33.24	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 33.3)

33.25	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 33.12)

33.26	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 33.13)

33.27	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 33.6)

33.28	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 33.7)

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Berkadia Commercial Mortgage LLC, as servicing function participant

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer for the Sheraton Denver Downtown Fee mortgage loan, the Austin Block 21 mortgage loan, the 5 Penn Plaza mortgage loan and the Park Place mortgage loan under the CGCMT 2016-GC36 PSA

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as special servicer for the Sheraton Denver Downtown Fee mortgage loan, the Austin Block 21 mortgage loan, the 5 Penn Plaza mortgage loan and the Park Place mortgage loan under the CGCMT 2016-GC36 PSA (see Exhibit 34.1)

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Sheraton Denver Downtown Fee mortgage loan, the Austin Block 21 mortgage loan, the 5 Penn Plaza mortgage loan and the Park Place mortgage loan under the CGCMT 2016-GC36 PSA

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Sheraton Denver Downtown Fee mortgage loan, the Austin Block 21 mortgage loan, the 5 Penn Plaza mortgage loan and the Park Place mortgage loan under the CGCMT 2016-GC36 PSA

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Sheraton Denver Downtown Fee mortgage loan, the Austin Block 21 mortgage loan, the 5 Penn Plaza mortgage loan and the Park Place mortgage loan under the CGCMT 2016-GC36 PSA

34.14	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Berkadia Commercial Mortgage LLC, as servicing function participant for the Sheraton Denver Downtown Fee mortgage loan, the Austin Block 21 mortgage loan and the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA (see Exhibit 34.8)

34.15	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 79 Madison Avenue mortgage loan under the CGCMT 2016-P3 PSA (see Exhibit 34.1)

34.16	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, C-III Asset Management LLC, as special servicer for the 79 Madison Avenue mortgage loan under the CGCMT 2016-P3 PSA

34.17	Attestation report on assessment of compliance with servicing criteria for asset-based securities, Park Bridge Lender Services LLC, as operating advisor for the 79 Madison Avenue mortgage loan under the CGCMT 2016-P3 PSA (see Exhibit 34.3)

34.18	Attestation report on assessment of compliance with servicing criteria for asset-based securities, Citibank, N.A., as certificate administrator for the 79 Madison Avenue mortgage loan under the CGCMT 2016-P3 PSA (see Exhibit 34.4)

34.19	Attestation report on assessment of compliance with servicing criteria for asset-based securities, U.S. Bank National Association, as custodian for the 79 Madison Avenue mortgage loan under the CGCMT 2016-P3 PSA

34.20	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 79 Madison Avenue mortgage loan under the CGCMT 2016-P3 PSA (see Exhibit 34.6)

34.21	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 79 Madison Avenue mortgage loan under the CGCMT 2016-P3 PSA (see Exhibit 34.7)

34.22	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 34.1)

34.23	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 34.2)

34.24	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 34.3)

34.25	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 34.12)

34.26	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 34.13)

34.27	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 34.6)

34.28	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 34.7)

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer

35.2	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, Berkadia Commercial Mortgage LLC, as servicing function participant

35.5	Servicer compliance statement, KeyBank National Association, as master servicer for the Sheraton Denver Downtown Fee mortgage loan, the Austin Block 21 mortgage loan, the 5 Penn Plaza mortgage loan and the Park Place mortgage loan under the CGCMT 2016-GC36 PSA

35.6	Servicer compliance statement, Wells Fargo Bank, National Association, as special servicer for the Sheraton Denver Downtown Fee mortgage loan, the Austin Block 21 mortgage loan, the 5 Penn Plaza mortgage loan and the Park Place mortgage loan under the CGCMT 2016-GC36 PSA

35.7	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Sheraton Denver Downtown Fee mortgage loan, the Austin Block 21 mortgage loan, the 5 Penn Plaza mortgage loan and the Park Place mortgage loan under the CGCMT 2016-GC36 PSA

35.8	Servicer compliance statement, Berkadia Commercial Mortgage LLC, as servicing function participant for the Sheraton Denver Downtown Fee mortgage loan, the Austin Block 21 mortgage loan and the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA

35.9	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the 79 Madison Avenue mortgage loan under the CGCMT 2016-P3 PSA

35.10	Servicer compliance statement, Citibank, N.A., as certificate administrator for the 79 Madison Avenue mortgage loan under the CGCMT 2016-P3 PSA

35.11	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA

35.12	Servicer compliance statement, Midland Loan Services, a Division PNC Bank, National Association, as special servicer for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 35.2)

35.13	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA